Form 10-K
period 2002-12-31
RESIDENTIAL ASSET MTG PRODUCTS GMACM MTG LOAN TR SER 2002-J6
filed 2003-03-31
CIK 1202937

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-42510

Residential Asset Mortgage Products
(Exact name of registrant as specified in its charter)

Delaware                          41-1955181
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

8400 Normandale Lake Blvd., Ste. 600
Bloomington, Minnesota                                   55437
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (952)  857-7000

GMACM Mortgage Pass-Through Certificates
 Series 2002-J6
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                  PART I


Item 1. Business
	Not applicable.

Item 2. Properties
	Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
	There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
	There were no matters submitted to a vote of the Security Holders.

				    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder matters
	As of December 31, 2002, the Trust had less than 300 holders of record of the
	Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange
	Act of 1934, as amended.

Item 6. Selected Financial Data.
	Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
	Not applicable.

Item 8. Financial Statements and Supplementary Data.
	Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.
	Not applicable.

				    PART III


Item 10. Directors and Executive Officers of the Registrant.
	Not applicable.

Item 11. Executive Compensation.
	Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management Not applicable.

Item 13. Certain Relationships and Related Transactions.
	Not applicable.

				     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Report of Independent Accountants
		 99.4  Report of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
       October 25, 2002; November 25, 2002;  December 26, 2002



      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank One, N.A., as Trustee:
GMACM Mortgage Pass-Through Certificates
 Series 2002-J6

      /s/  Keith Richardson
      Keith Richardson
      Vice President
      Bank One, N.A.



Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Keith Richardson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Mortgage Pass-Through Certificates
 Series 2002-J6

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
GMAC Mortgage Corporation, as Servicer




Date:               March 31, 2003

Signature:          /s/ Keith Richardson

Company:            Bank One N.A.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      GMACM Mortgage Pass-Through Certificates
       Series 2002-J6

STATEMENT TO CERTIFICATEHOLDERS


Class     Cusip       Class Type    Rate Type      Beg Bal         Rate
A-1   36185NTP5         Senior      Fix-30/360     159,687,500       6.00000
A-2   36185NTQ3         Senior      Fix-30/360      22,812,500       8.00000
A-3   36185NTR1         Senior      Fix-30/360      35,000,000       6.25000
A-4   36185NTS9         Senior      Fix-30/360       3,130,000       6.25000
A-5   36185NTT7         Senior      Fix-30/360     101,552,625       4.50000
A-6   36185NTU4         Senior     Var-Act/360      78,985,375       1.78000
A-7   36185NTV2        Strip IO    Var-Act/360      78,985,375       6.72000
A-8   36185NTW0         Senior      Fix-30/360      13,934,000       6.25000
A-9   36185NTX8         Senior      Fix-30/360      43,000,000       6.00000
A-10  36185NTY6        Strip IO     Fix-30/360       1,720,000       6.25000
A-11  36185NTZ3         Senior      Fix-30/360      23,781,000       6.25000
A-12  36185NUA6         Senior      Fix-30/360       3,356,000       6.25000
A-13  36185NUB4         Senior      Fix-30/360       2,192,000       6.25000
A-14  36185NUC2         Senior      Fix-30/360       7,671,000       6.25000
A-15  36185NUD0         Senior     Var-Act/360      55,100,000       2.88000
A-16  36185NUE8         Senior     Var-Act/360      15,428,000      18.28571
A-17  36185NUF5         Senior      Fix-30/360      65,000,000       6.25000
PO    36185NUG3        Strip PO     Fix-30/360         758,401       0.00000
IO    36185NUH1        Strip IO     Fix-30/360     615,052,012       0.25339
M-1   36185NUL2         Senior      Fix-30/360       9,103,400       6.25000
M-2   36185NUM0         Senior      Fix-30/360       3,901,400       6.25000
M-3   36185NUN8         Senior      Fix-30/360       2,275,900       6.25000
B-1   36185NT           Senior      Fix-30/360       1,300,500       6.25000
B-2   36185NT           Senior      Fix-30/360         975,300       6.25000
B-3   36185NT           Senior      Fix-30/360       1,300,586       6.25000
R-1   36185NUJ7         Senior      Fix-30/360              50       6.25000
R-2   36185NUK4         Senior      Fix-30/360              50       6.25000
Totals                                             650,245,587

      Prin               Int          Total     Cur Loss      End Bal
A-1       32,078,777     2,280,532    34,359,309             0   127,608,723
A-2        4,582,683       434,387     5,017,069             0    18,229,818
A-3                0       546,875       546,875             0    35,000,000
A-4                0        48,906        48,906             0     3,130,000
A-5        1,133,081     1,138,573     2,271,654             0   100,419,544
A-6          881,285       412,656     1,293,941             0    78,104,090
A-7                0     1,278,522     1,278,522             0    78,104,090
A-8                0       217,719       217,719             0    13,934,000
A-9          478,825       643,004     1,121,829             0    42,521,175
A-10               0        26,792        26,792             0     1,700,847
A-11      18,868,348       302,078    19,170,426             0     4,912,652
A-12               0        52,438        52,438             0     3,356,000
A-13               0        34,250        34,250             0     2,192,000
A-14               0       119,859       119,859             0     7,671,000
A-15      28,098,540       390,777    28,489,316             0    27,001,460
A-16       7,867,591       586,574     8,454,165             0     7,560,409
A-17               0     1,015,625     1,015,625             0    65,000,000
PO             3,280             0         3,280             0       755,121
IO                 0       441,943       441,943             0   521,164,332
M-1           24,551       142,114       166,665             0     9,078,849
M-2           10,522        60,905        71,427             0     3,890,878
M-3            6,138        35,529        41,667             0     2,269,762
B-1            3,507        20,302        23,810             0     1,296,993
B-2            2,630        15,225        17,856             0       972,670
B-3            3,508        20,304        23,811             0     1,297,079
R-1               50             1            51             0             0
R-2               50             0            50             0             0
Totals    94,043,366    10,265,889   104,309,255             0   556,202,221


Class   Cumul Loss     Orig Bal     Sched Prin     Acc Prin      Prin Adj
A-1               0   159,687,500    32,078,777             0             0
A-2               0    22,812,500     4,582,683             0             0
A-3               0    35,000,000             0             0             0
A-4               0     3,130,000             0             0             0
A-5               0   101,552,625     1,133,081             0             0
A-6               0    78,985,375       881,285             0             0
A-7               0    78,985,375             0             0             0
A-8               0    13,934,000             0             0             0
A-9               0    43,000,000       478,825             0             0
A-10              0     1,720,000             0             0             0
A-11              0    23,781,000    18,868,348             0             0
A-12              0     3,356,000             0             0             0
A-13              0     2,192,000             0             0             0
A-14              0     7,671,000             0             0             0
A-15              0    55,100,000    28,098,540             0             0
A-16              0    15,428,000     7,867,591             0             0
A-17              0    65,000,000             0             0             0
PO                0       758,401         3,280             0             0
IO                0   615,052,012             0             0             0
M-1               0     9,103,400        24,551             0             0
M-2               0     3,901,400        10,522             0             0
M-3               0     2,275,900         6,138             0             0
B-1               0     1,300,500         3,507             0             0
B-2               0       975,300         2,630             0             0
B-3               0     1,300,586         3,508             0             0
R-1               0            50            50             0             0
R-2               0            50            50             0             0
Totals            0   650,245,587    94,043,366             0             0

Class    Net Prin      Acc Int      Unpaid Int     Def Int    Total Int Due
A-1      32,078,777     2,280,532             0             0     2,280,532
A-2       4,582,683       434,387             0             0       434,387
A-3               0       546,875             0             0       546,875
A-4               0        48,906             0             0        48,906
A-5       1,133,081     1,138,573             0             0     1,138,573
A-6         881,285       412,656             0             0       412,656
A-7               0     1,278,522             0             0     1,278,522
A-8               0       217,719             0             0       217,719
A-9         478,825       643,004             0             0       643,004
A-10              0        26,792             0             0        26,792
A-11     18,868,348       302,078             0             0       302,078
A-12              0        52,438             0             0        52,438
A-13              0        34,250             0             0        34,250
A-14              0       119,859             0             0       119,859
A-15     28,098,540       390,777             0             0       390,777
A-16      7,867,591       586,574             0             0       586,574
A-17              0     1,015,625             0             0     1,015,625
PO            3,280             0             0             0             0
IO                0       441,943             0             0       441,943
M-1          24,551       142,114             0             0       142,114
M-2          10,522        60,905             0             0        60,905
M-3           6,138        35,529             0             0        35,529
B-1           3,507        20,302             0             0        20,302
B-2           2,630        15,225             0             0        15,225
B-3           3,508        20,304             0             0        20,304
R-1              50             0             0             0             0
R-2              50             0             0             0             0
Totals   94,043,366    10,265,889             0             0    10,265,889


Class     NPPIS        Int Adj
A-1               0             0
A-2               0             0
A-3               0             0
A-4               0             0
A-5               0             0
A-6               0             0
A-7               0             0
A-8               0             0
A-9               0             0
A-10              0             0
A-11              0             0
A-12              0             0
A-13              0             0
A-14              0             0
A-15              0             0
A-16              0             0
A-17              0             0
PO                0             0
IO                0             0
M-1               0             0
M-2               0             0
M-3               0             0
B-1               0             0
B-2               0             0
B-3               0             0
R-1               0             0
R-2               0             0
Totals            0             0


Class   Class Type     Orig Bal      Beg Bal       End Bal
A-1       Senior      159,687,500   159,687,500   127,608,723
A-2       Senior       22,812,500    22,812,500    18,229,818
A-3       Senior       35,000,000    35,000,000    35,000,000
A-4       Senior        3,130,000     3,130,000     3,130,000
A-5       Senior      101,552,625   101,552,625   100,419,544
A-6       Senior       78,985,375    78,985,375    78,104,090
A-7      Strip IO      78,985,375    78,985,375    78,104,090
A-8       Senior       13,934,000    13,934,000    13,934,000
A-9       Senior       43,000,000    43,000,000    42,521,175
A-10     Strip IO       1,720,000     1,720,000     1,700,847
A-11      Senior       23,781,000    23,781,000     4,912,652
A-12      Senior        3,356,000     3,356,000     3,356,000
A-13      Senior        2,192,000     2,192,000     2,192,000
A-14      Senior        7,671,000     7,671,000     7,671,000
A-15      Senior       55,100,000    55,100,000    27,001,460
A-16      Senior       15,428,000    15,428,000     7,560,409
A-17      Senior       65,000,000    65,000,000    65,000,000
PO       Strip PO         758,401       758,401       755,121
IO       Strip IO     615,052,012   615,052,012   521,164,332
M-1       Senior        9,103,400     9,103,400     9,078,849
M-2       Senior        3,901,400     3,901,400     3,890,878
M-3       Senior        2,275,900     2,275,900     2,269,762
B-1       Senior        1,300,500     1,300,500     1,296,993
B-2       Senior          975,300       975,300       972,670
B-3       Senior        1,300,586     1,300,586     1,297,079
R-1       Senior               50            50             0
R-2       Senior               50            50             0


AMOUNTS PER $1,000 UNIT

Class    Beg Bal         Prin          Int         End Bal
A-1        1000.0000      200.8847       14.2812      799.1153
A-2        1000.0000      200.8847       19.0416      799.1153
A-3        1000.0000        0.0000       15.6250     1000.0000
A-4        1000.0000        0.0000       15.6250     1000.0000
A-5        1000.0000       11.1576       11.2117      988.8424
A-6        1000.0000       11.1576        5.2245      988.8424
A-7        1000.0000        0.0000       16.1868      988.8424
A-8        1000.0000        0.0000       15.6250     1000.0000
A-9        1000.0000       11.1355       14.9536      988.8645
A-10       1000.0000        0.0000       15.5766      988.8645
A-11       1000.0000      793.4211       12.7025      206.5789
A-12       1000.0000        0.0000       15.6250     1000.0000
A-13       1000.0000        0.0000       15.6250     1000.0000
A-14       1000.0000        0.0000       15.6250     1000.0000
A-15       1000.0000      509.9554        7.0921      490.0446
A-16       1000.0000      509.9554       38.0201      490.0446
A-17       1000.0000        0.0000       15.6250     1000.0000
PO         1000.0000        4.3250        0.0000      995.6750
IO         1000.0000        0.0000        0.7185      847.3500
M-1        1000.0000        2.6969       15.6111      997.3031
M-2        1000.0000        2.6969       15.6111      997.3031
M-3        1000.0000        2.6969       15.6111      997.3031
B-1        1000.0000        2.6969       15.6111      997.3031
B-2        1000.0000        2.6969       15.6111      997.3031
B-3        1000.0000        2.6969       15.6111      997.3031
R-1        1000.0000     1000.0000        5.2000        0.0000
R-2        1000.0000     1000.0000        5.2000        0.0000



Pool Level Data
Dist Date                                                         12/25/2002
Cut-Off Date:                                                       9/1/2002
Determination Date:                                                12/1/2002
Accrual Period:                                 Beg                11/1/2002
                                                End                12/1/2002
Number of Days in Accrual Period:                           30


COLLATERAL  INFORMATION
Group 1
Cut-Off Date Balance                                             650,245,587

Beginning Aggregate Pool Stated Principal Balance                650,245,587
Ending Aggregate Pool Stated Principal Balance                   556,202,221

Beginning Aggregate Certificate Stated Principal Balance         650,245,587
Ending Aggregate Certificate Stated Principal Balance            556,202,221

Beginning Aggregate Loan Count                                         1,566
Loans Paid Off or Otherwise Removed Pursuant to PSA                     209
Ending Aggregate Loan Count                                            1,357

Beginning Weighted Average Loan Rate (WAC)                           6.7955%
Ending Weighted Average Loan Rate (WAC)                              6.7776%

Beginning Net Weighted Average Loan Rate                             6.5455%
Ending Net Weighted Average Loan Rate                                6.5276%

Weighted Average Maturity (WAM) (Months)                                 352

Servicer Advances                                                         0

Aggregate Pool Prepayment                                        92,349,048
Pool Prepayment Rate                                          59.4630 CPR



Prepayment Compensation
Total Gross Prepayment Interest Shortfall                            58,172
Compensation for Gross PPIS from Servicing Fees                      58,172
Other Gross PPIS Compensation                                             0

Total Net PPIS (Non-Supported PPIS)                                       0


Master Servicing Fees Paid                                          334,207
Insurance Premium(s) Paid                                                 0

Total Fees                                                           334,207


DELINQUENCY  INFORMATION
Group 1


Delinquency             30-59         60-89          90+          Total
Scheduled Bal            3,457,802       131,869             0     3,589,671
% of Total Pool            0.6217%       0.0237%       0.0000%       0.6454%
Number of Loans                 10             1             0            11
% of Total Loans           0.7369%       0.0737%       0.0000%       0.8106%

Foreclosure
Scheduled Bal                    0             0             0             0
% of Total Pool                  0             0             0             0
Number of Loans                  0             0             0             0
% of Total Loans                 0             0             0             0

Bankruptcy
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

REO
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

Book Value of all REO Loans                                               0
Percentage of Total Pool Balance                                     0.0000%

Current Realized Losses                                                   0
Additional Gains (Recoveries)/Losses                                      0
Total Realized Losses                                                     0


Subordination/Credit Enhancement Information
Protection                                         Original      Current
Bankruptcy Loss                                       120,000             0
BankruPercentage                                       0.0185%       0.0000%
Credit/Fraud Loss                                 6,502,460.00  6,502,460.00
CreditLoss Percentage                                  1.0000%       1.1691%
Special Hazard Loss                               3,251,230.00  3,251,230.00
SpeciaHazard Loss Percentage                           0.5000%       0.5845%

Credit Support                                     Original      Current
Class A                                            650,245,587   556,202,221
Class A Percentage                                   100.0000%     100.0000%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Officer's Certificate

GMAC Mortgage Corporation

I, William Maguire, hereby certify that I am the duly elected
Senior Vice President of GMAC Mortgager Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

1. A review of the activities of the Servicer during the calendar year beginning January 1, 2002 and ending on December 31, 2002
(the Calendar Year") and of its performance under the servicing agreements, including the servicer agreement dated as of September 26, 2002 (the "Servicing Agreement"), by and among the Servicer, and the Issuer, has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.

Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated: March 31, 2003
Re: 301850000000/ GMAC 02-J6

						GMAC MORTGAGE CORPORTATION

						By: /s/ William Maguire
						Name: William Maguire
						Title: Senior Vice President










       EXHIBIT 99.3 -- Report of Independent Auditors

Pricewaterhouse Coopers LLP
160 Federal Street
Boston, MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year
December 31, 2002 is fairly stated, in all material respects.

/s/Pricewaterhouse Coopers LLP
Pricewaterhouse Coopers LLP

March 7, 2003


	EXHIBIT 99.4 -- Report of Management


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

Exhibit 1

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $400,000,000 and $400,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp